Form 10QSB
period 2006-09-30
UNITED NATIONS TRADE FINANCE SECURITIES CENTER HOKKAIDO INC
filed 2007-01-08
CIK 1377042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No. 000-51914
______________

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue Suite 4304 New York NY	10118
(Address of principal executive offices)	(Zip Code)

(917) 346-1489
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 3, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2006. (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2006. (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2006. (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$29,539
Prepaid expense	5,403

TOTAL ASSETS	$34,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$128
Loans payable - related party	34,564

TOTAL LIABILITIES	34,692

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding	100
Additional paid in capital	17,566
Subscription receivable	(100)
Accumulated deficit during development stage	(17,316)
Total Stockholders’ Equity	250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,942

See accompanying notes to condensed financial statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Period from June 14, 2006 (Inception) to September 30, 2006

OPERATING EXPENSES
Professional fees	$14,597	$14,597
General and administrative	1,279	2,591
Total Operating Expenses	15,876	17,188

LOSS FROM OPERATIONS	(15,876)	(17,188)

OTHER EXPENSE
Interest expense	128	128
Total Other Expense	128	128

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,004)	(17,316)

Provision for Income Taxes	—	—

NET LOSS	$(16,004)	$(17,316)

Net loss per share - basic and diluted	$0.16	$0.17

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000

See accompanying notes to condensed financial statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Total

Balance, June 14, 2006	—	$—	—	$—	$—	$—	$—	$—

Common stock issued to founder for services ($0.001 per share)	—	—	100,000	100	—	—	(100)	—

In-kind contribution	—	—	—	—	16,312	—	—	16,312

Net loss for the period from June 14, 2006 (inception) to June 30, 2006	—	—	—	—	—	(1,312)	—	(1,312)

Balance, June 30, 2006	—	—	100,000	100	16,312	(1,312)	(100)	15,000

In-kind contribution	—	—	—	—	1,254	—	—	1,254

Net loss for the three months ended September 30, 2006	—	—	—	—	—	(16,004)	—	(16,004)

BALANCE, SEPTEMBER 30, 2006	—	$—	100,000	$100	$17,566	$(17,316)	$(100)	$250

See accompanying notes to condensed financial statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Period from June 14, 2006 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,004)	$(17,316)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	1,254	17,566
Changes in operating assets and liabilities:
Accrued interest payable	128	128
Increase (decrease) in prepaid expenses	9,597	(5,403)
Net Cash Used In Operating Activities	(5,025)	(5,025)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	34,564	34,564
Net Cash Provided By Financing Activities	34,564	34,564

NET INCREASE IN CASH	29,539	29,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,539	$29,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription (100,000 shares)	$100	$100

See accompanying notes to condensed financial statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

United Nations Trade Finance Securities Center (Hokkaido), Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on June 14, 2006 The Company was organized to merge with an emerging Japanese company. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2006 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 there were no common share equivalents outstanding.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

(B) In-Kind Contribution

As of June 30, 2006 the sole shareholder of the Company paid $16,312 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 3).

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

As of September 30, 2006 the sole shareholder of the Company paid $1,254 of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $17,566 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company entered into a three year lease agreement for office space with a company related to its Chief Executive Officer.

During the three months ended September 30, 2006, the Company received $34,564 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. At September 30, 2006, the Company had recorded $128 of related accrued interest payable.

NOTE 4	COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

Future minimum lease payments under the operating lease at September 30, 2006 consist of the following:

Year	Amount

2007	$5,016
2008	5,016
2009	4,598

$14,630

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $17,316 and used cash in operations of $5,025 for the period from June 14, 2006 (inception) to September 30, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income since inception, June 14, 2006. For the three months ended September 30, 2006, the registrant recognized a net loss of $16,004. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $5,025 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity financing and implement its strategic plans, which includes developing our website and beginning operations will provide us the opportunity to continue as a going concern. However, we presently have no cash and therefore may not be able to continue operations for the next twelve months. As noted above, we will be dependent upon our shareholders to fund our operations over the next twelve months; however our shareholders are under no obligation to provide such funding.

Lord Dr. Masaaki Ikawa will supervise the search for target companies as potential candidates for a business combination. Lord Dr. Masaaki Ikawa will pay, at his own expenses, any costs he incurs in supervising the search for a target company. Lord Dr. Masaaki Ikawa may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Lord Dr. Masaaki Ikawa controls us and therefore has the authority to enter into any agreement binding us. Lord Dr. Masaaki Ikawa as our sole officer, director and only shareholder can authorize any such agreement binding us.

On October 4, 2006, the Company filed a Form 10SB-12G with the Securities and Exchange Commission (the “Commission”). On December 3, 2006, this form was deemed effective by the Commission. Accordingly, the Company is now required to comply with all the rules and regulations of the 1934 Exchange Act.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lord Dr. Masaaki Ikawa pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

By: /s/Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer
Principal Financial Officer and
Secretary

January 3, 2007