Form 10QSB
period 2006-12-31
UNITED NATIONS TRADE FINANCE SECURITIES CENTER HOKKAIDO INC
filed 2007-02-20
CIK 1377042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☒        No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Balance Sheet
December 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	27,507
Total Assets	$27,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$500
Accrued Interest	520
Loans payable - related party	34,564
Total Liabilities	35,584

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 100,000
issued and outstanding	100
Additional paid-in capital	18,820
Subscription Receivable	(100)
Deficit accumulated during the development stage	(26,897)

Total Stockholders' Deficiency	(8,077)

Total Liabilities and Stockholders' Deficiency	$27,507

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Operations
For the Three and Six Months Ended December 31, 2006 and
For the Period from June 14, 2006 (Inception) to December 31, 2006
(Unaudited)

	Three Months Ended September 30, 2006	Six Months Ended December 31, 2006	June 14, 2006 (Inception) to December 31, 2006

Operating Expenses
Professional fees	6,801	21,399	21,398
General and administrative	2,387	3,666	4,979
Total Operating Expenses	9,188	25,065	26,377

Loss from Operations	(9,188)	(25,065)	(26,377)

Other Expenses
Interest Expense	(392)	(520)	(520)
Total Other Expenses	(392)	(520)	(520)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,580)	(25,585)	(26,897)

Provision for Income Taxes	-	-	-

NET LOSS	(9,580)	(25,585)	(26,897)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.26)	$(0.27)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000	100,000	100,000

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from June 14, 2006 (Inception) to December 31, 2006
Unaudited

				Deficit
			Additional	accumulated during		Total
	Common stock		paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance June 14, 2006	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	100,000	100			(100)	$-

In-kind contirubiton	-	-	16,312	-	-	16,312

Net loss for the period June 14, 2006 (inception) to June 30, 2006	-	-	-	(1,312)	-	(1,312)

Balance, June 30, 2006	100,000	$100	$16,312	$(1,312)	$(100)	$15,000

In-kind contirubiton			2,508			2,508

Net loss for the six months ended December 31, 2006				(25,585)		(25,585)

Balance, December 31, 2006	100,000	$100	$18,820	$(26,897)	$(100)	$(8,077)

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
For the Six Months Ended December 31, 2006 and
For the Period from June 14, 2006 (inception) to December 31, 2006
(Unaudited)

	Six Months	June 14, 2006
	Ended	(Inception) to
	December 31, 2006	December 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(25,585)	$(26,897)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	2,508	18,820
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued interest	520	520
Increase/(Decrease) in accounts payable	500	500
Increase/(Decrease) in prepaid expenses	15,000	-
Net Cash Used In Operating Activities	(7,057)	(7,057)

Cash Flows From Financing Activities:
Loan payable related party	34,564	34,564
Net Cash Provided by Financing Activities	34,564	34,564

Net Increase in Cash	27,507	27,507

Cash at Beginning of Period	-	-

Cash at End of Period	$27,507	$27,507

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	100	$100

See accompanying notes to unaudited condensed financial statements

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2006 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 there were no common share equivalents outstanding.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

NOTE 2    SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(B) In-Kind Contribution

As of June 30, 2006 the sole shareholder of the Company paid $16,312 for a retainer and for operating expenses on behalf of the Company. (See Note 3).

As of December 31, 2006 the sole shareholder of the Company paid $2,508 of rent expenses on behalf of the Company. (See Note 3).

NOTE 3     RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $18,820 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company entered into a three year lease agreement for office space with a company related to its Chief Executive Officer. As of December 31, 2006, a shareholder paid $2,508 of rent to the related company on behalf of the Company. (See Note 2(B)).

During the three months ended December 31, 2006, the Company received $34,565 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. At December 31, 2006, the Company had recorded $520 of related accrued interest payable.

NOTE 4    COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

NOTE 5    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a working capital and stockholders’ deficiency of $8,077 and has a net loss of $26,897 for the period from June 14, 2006 (inception) to December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

The Company has not had any operating income since inception, June 14, 2006. For the six months ended December 31, 2006, the registrant recognized a net loss of $25,585. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a working capital and stockholders deficiency $8,077 and has a negative cash flow from operations of $26,897 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional equity financing and implement its strategic plans, which includes beginning operations, will provide us the opportunity to continue as a going concern. However, we presently have a working capital deficiency and therefore may not be able to continue operations for the next twelve months. As noted above, we will be dependent upon our shareholders to fund our operations over the next twelve months; however our shareholders are under no obligation to provide such funding.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

By: /s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa President, Chief Executive Officer Principal Financial Officer and Secretary

February 16, 2007