Form 10QSB
period 2007-03-31
UNITED NATIONS TRADE FINANCE SECURITIES CENTER HOKKAIDO INC
filed 2007-05-14
CIK 1377042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-10	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	22,833
Total Assets	$22,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$500
Accrued interest expense- related party	903
Loans payable - related party	34,564
Total Liabilities	35,967

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 100,000
issued and outstanding	100
Additional paid-in capital	20,074
Subscription Receivable	(100)
Deficit accumulated during the development stage	(33,208)

Total Stockholders' Equity	(13,134)

Total Liabilities and Stockholders' Equity	$22,833

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Operations
For the Three and Nine Months Ended March 31, 2007 and
For the Period from June 14, 2006 (Inception) to March 31, 2007
(Unaudited)

	Three Months Ended March 31,	Nine Months Ended March 31,	June 14, 2006 (Inception) to March 31,
	2007	2007	2007

Operating Expenses
Professional fees	2,815	24,214	24,214
General and administrative	3,112	6,779	8,091
Total Operating Expenses	5,927	30,993	32,305

Loss from Operations	5,927	30,993	32,305

Other Expenses
Interest Expense	(384)	(903)	(903)
Total Other Expenses	(384)	(903)	(903)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,311)	(31,896)	(33,208)

Provision for Income Taxes	-	-	-

NET LOSS	(6,311)	(31,896)	(33,208)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.32)	$(0.33)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000	100,000	100,000

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from June 14, 2006 (Inception) to March 31, 2007
Unaudited

				Deficit
	Common stock		Additional paid-in	accumulated during development	Subscription	Total Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance June 14, 2006	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	100,000	100			(100)	$-

In-kind contirubiton	-	-	16,312	-	-	16,312

Net loss for the period June 14, 2006 (inception) to June 30, 2006	-	-	-	(1,312)	-	(1,312)

Balance, June 30, 2006	$100,000	$100	$16,312	$(1,312)	$(100)	$15,000

In-kind contirubiton			$3,762			$3,762

Net loss for the nine months ended March 31, 2007				(31,896)		$(31,896)

Balance, March 31, 2007	100,000	100	20,074	(33,208)	(100)	$(13,134)

See accompanying notes to unaudited condensed financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
For the Nine Months Ended March 31, 2007 and
For the Period from June 14, 2006 (inception) to March 31, 2007
(Unaudited)

	Nine Months Ended	June 14, 2006 (Inception) to
	March 31, 2007	March 31, 2007
Cash Flows From Operating Activities:
Net Loss	(31,896)	$(33,208)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	3,762	20,074
Changes in operating assets and liabilities:
Accrued Interest Payable	903	903
Increase/(Decrease) in accounts payable	500	500
Increase/(Decrease) in prepaid expenses	15,000	-
Net Cash Used In Operating Activities	(11,731)	(11,731)

Cash Flows From Financing Activities:
Loan payable related party	34,564	34,564
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	34,564	34,564

Net Increase in Cash	22,833	22,833

Cash at Beginning of Period	-	-

Cash at End of Period	$22,833	$22,833

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	100	$100

See accompanying notes to unaudited condensed financial statements

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 there were no common share equivalents outstanding.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

(H) Recent Accounting Pronouncements

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

(B) In-Kind Contribution

As of June 30, 2006 the sole shareholder of the Company paid $16,312 of operating expenses on behalf of the Company. Payment was charged to the statement of operations and to cover legal and accounting fees to be incurred in the future. (See Note 3).

As of March 31, 2007 the sole shareholder of the Company paid $3,762 of operating expenses on behalf of the Company. (See Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $20,074 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company entered into a three year lease agreement for office space with company related to its CEO (See Note 4 (B)).

During the nine months ended March 31, 2007, the Company received $34,564 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. At March 31, 2007, the Company had recorded $903 of related accrued interest payable.

NOTE 4 COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a working capital and stockholders’ deficiency of 13,134 and has a net loss of $33,208 for the period from June 14, 2006 (inception) to March 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We have not had any operating income since inception, June 14, 2006. For the three months ended March 31, 2007, we incurred a net loss of $6,311. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $33,208 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On October 4, 2006, we filed a Form 10SB-12G with the Securities and Exchange Commission (the “Commission”). On December 3, 2006, this form was deemed effective by the Commission. Accordingly, the Company is now required to comply with all the rules and regulations of the 1934 Exchange Act.

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

Recent Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

May 10, 2007