Form 10KSB
period 2007-06-30
UNITED NATIONS TRADE FINANCE SECURITIES CENTER HOKKAIDO INC
filed 2007-09-28
CIK 1377042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51914

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2779605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, Suite 4304, New York, NY	10118
(Address of principal executive offices)	(Zip Code)
590 Madison Avenue, 21st Floor, New York, N.Y. 10022
(Former Address)

Registrant’s telephone number, including area code:	(917) 346-1489

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of September 24, 2007: $0.

Number of shares of the registrant’s common stock outstanding as of September 24, 2007:  100,000 shares of Common Stock shares

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Bedminster National Corp., a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.    Description of Business.

General

United Nations Trade Finance Securities Center (Hokkaido), Inc. was incorporated on June 14, 2006 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image;

•	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our consulting services.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business.

Employees

We currently have no employees.

Subsequent Events

None

Item 2.    Description of Property.

We do not own any real property and have no agreements to acquire any real property. During 2006, the company entered into a three year lease agreement for office space with a company related to its CEO for $418 per month. The space is at 350 Madison Avenue, Suite 4304, New York, NY. We do not lease any other spaces.

Item 3.    Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is not yet quoted on any exchange. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

As of September 24, 2007, in accordance with our transfer agent records, we had two record holder of our Common Stock, holding 100,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

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

Results of Operation

We have not had any operating income since inception, June 14, 2006. For the year ended June 30, 2007, we incurred a net loss of $36,356. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At June 30, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $37,668 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this statement did not have a material effect on the financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements

Item 7.    Financial Statements.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF JUNE 30, 2007

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FROM JUNE 14, 2006 (INCEPTION) TO JUNE 30, 2007.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO JUNE 30, 2007

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FROM JUNE 14, 2006 (INCEPTION) TO JUNE 30, 2007.

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
United Nations Trade Finance Securities Center
(Hokkaido), Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of United Nations Trade Finance Securities Center (Hokkaido), Inc. (A Development Stage Company) as of June 30, 2007 and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended June 30, 2007, for the period from June 14, 2006 (inception) to June 30, 2006 and for the period from June 14, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of United Nations Trade Finance Securities Center (Hokkaido), Inc. (A Development Stage Company) as of June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007, for the period from June 14, 2006 (inception) to June 30, 2006 and for the period June 14, 2006 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations, has a net loss from inception of $37,668, a working capital and stockholders’ deficiency of $16,340 and used cash in operations of $15,049 from inception. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
August 28, 2007, Except for Note 6 to which the date is August 31, 2007

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2007

ASSET

Current Assets
Cash	19,016
Due from related party	500
Total Current Assets	19,516

Total Assets	$19,516

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable Accrued Expenses	$1,291
Loans payable - related party	34,565
Total Liabilities	35,856

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 100,000 issued and outstanding	100
Additional paid-in capital	21,328
Subscription Receivable	(100)
Deficit accumulated during the development stage	(37,668)

Total Stockholders' Deficiency	(16,340)

Total Liabilities and Stockholders' Deficiency	$19,516

See accompanying notes to financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Statement of Operations
For the Year Ended June 30, 2007 and For the Period from June 14, 2006(Inception) to June 30, 2006 and
For the Period from June 14, 2006 (Inception) to June 30, 2007

	Year Ended June 30, 2007	June 14, 2006 (Inception) to June 30, 2006	June 14, 2006 (Inception) to June 30, 2007
Operating Expenses
Professional fees	26,704	-	26,704
General and administrative	8,361	1,312	9,673
Total Operating Expenses	35,065	1,312	36,377

Loss from Operations	35,065	1,312	36,377

Other Expenses
Interest Expense	(1,291)	-	(1,291)
Total Other Expenses	(1,291)	-	(1,291)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(36,356)	(1,312)	(37,668)

Provision for Income Taxes	-	-	-

NET LOSS	(36,356)	(1,312)	(37,668)

Net Loss Per Share - Basic and Diluted	$(0.36)	$(0.01)	$(0.38)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000	100,000

See accompanying notes to financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the period from June 14, 2006 (Inception) to June 30, 2007

	Common stock		Additional paid-in capital	Deficit accumulated during development stage	Subscription Receivable	Total Stockholder's Deficiency
	Shares	Amount
Balance June 14, 2006	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	100,000	100			(100)	$-

In-kind contirubiton	-	-	16,312	-	-	16,312

Net loss for the period June 14, 2006 (inception) to June 30, 2006	-	-	-	(1,312)	-	(1,312)

Balance, June 30, 2006	$100,000	$100	$16,312	$(1,312)	$(100)	$15,000

In-kind contirubiton			$5,016			$5,016

Net loss for the year ended June 30, 2007				(36,356)		$(36,356)

Balance, June 30, 2007	100,000	100	21,328	(37,668)	(100)	$(16,340)

See accompanying notes to financial statements

United Trade Finance Securities Center (Hokkaido), Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended June 30, 2007 and For the Period from June 14, 2006 to June 30, 2006 and
For the Period from June 14, 2006 (inception) to June 30, 2007

	Year Ended June 30, 2007	June 14, 2006 (Inception) to June 30, 2006	June 14, 2006 (Inception) to June 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(36,356)	$(1,312)	$(37,668)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	5,016	-	21,328
Changes in operating assets and liabilities:
Accrued Interest Payable	1,291	-	1,291
Prepaid Expenses	15,000	(15,000)
Due from related party	(500)	-	-
Net Cash Used In Operating Activities	(15,549)	(16,312)	(15,049)
Cash Flows From Financing Activities:
Loan payable related party	34,565	-	34,064
In-kind contribution of expenses		16,312
Net Cash Provided by Financing Activities	34,565	16,312	34,064
Net Increase in Cash	19,016	-	19,015
Cash at Beginning of Period	-	-	-

Cash at End of Period	$19,016	$-	$19,015
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Stock sold for subscription (100,000 shares)	100	100	$100
See accompanying notes to financial statements

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

United Nations Trade Finance Securities Center (Hokkaido), Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on June 14, 2006. The Company was organized to merge with an emerging Japanese company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2007 the Company had cash of $19,016.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of June 30, 2007, the Company has a net operating loss carryforward of approximately $37,274 available to offset future taxable income through 2027. The valuation allowance at June 30, 2007 was $12,673. The net change in the valuation allowance for the period ended June 30, 2007 was an increase of $12,227.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this statement did not have an effect on the financial statements.

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

NOTE 2    STOCKHOLDERS’ DEFICIENCY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

(B) In-Kind Contribution

As of June 30, 2007 the sole shareholder of the Company paid $5,016 of operating expenses on behalf of the Company. (See Note 3).

During 2006, the sole shareholder of the Company paid $16,312 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 3).

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3    RELATED PARTY TRANSACTIONS

During the year ended June 30, 2007, the Company received $34,565 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. At June 30, 2007, the Company had recorded $1,291 of related accrued interest payable (See Note 6).

During the year ended June 30, 2007, the Company paid $500 of expenses on behalf of the related party.

The shareholder of the Company contributed $21,328 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the company entered into a three year lease agreement for office space with a company related to its CEO.

NOTE 4    COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

Future minimum lease payments under the operating lease at June 30, 2007 consist of the following:

Year	Amount

2007	$5,016
2008	5,016
2009	4,598

$14,630

NOTE 5    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $37,667 and used cash in operations of $15,549 for the period from June 14, 2006 (inception) to June 30, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6    SUBSEQUENT EVENTS

In August 2007, the note holders extended the notes for an additional one year period with the same terms and conditions (See Note 3).

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held
Lord Dr. Masaaki Ikawa	79	President/Chief Executive Officer/Director
Mr. Nobuo Ikawa	30	Secretary/Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Lord Dr. Masaaki Ikawa is the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of United Nations Trade Finance Securities Center (Hokkaido), Inc. He is also the President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Caibs International Holding Inc., which purchased 100,000 shares of 51141, Inc., a blank check company, Issued and outstanding common stock from Scott Raleigh, the sole officer, Director and shareholder of the company on November 23, 2005, pursuant to the terms of a Stock Purchase Agreement. Since such time Dr. Ikawa has managed all day to day operations of the entity. Dr. Ikawa is also the Chairman and President of Asia United Nation Development Authority Inc. (“Asia UND”), based in Okinawa, Japan. Asia UND is a group of six companies with business operations in the areas of trading, technology, finance and real estate development in Asia, specifically Japan. In 1950 Dr. Ikawa graduated from Waseda University in Tokyo. In 1957, he graduated from Harvard Business School. He also received a Doctorate In Business Administration from Oxford University in 1962. Other than Caibs International Holding and Asia UND, Dr. Ikawa has never been an Officer or a Director of any company in Japan or the United States.

Mr. Nobuo Ikawa is the Secretary and a member of the Board of Directors of United Nations Trade Finance Securities Center (Hokkaido), Inc. He is also a Vice President of in Caibs International Holding, Inc. He has experience in International business development with Aunda Group, working specifically to help identify worldwide emerging markets. He has also performed work in the Education sector for the Australian government. Mr. Ikawa has a Bachelor’s Degree In Economics and a Master’s Degree in Business Administration from the University Of Canberra.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

Lord Dr. Masaaki Ikawa, our President and CEO, is the father of our director and Secretary, Nubuo Ikawa.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Lord Dr. Masaaki Ikawa President, Chief	2007	$0	0	0	0	0	0	(0)	$0
Executive Officer,	2006	0	0	0	0	0	0	(0)	0
Chief Financial Officer
Nubuo Ikawa	2007	0	0	0	0	0	0	0	0
Secretary and Director	2006	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended June 30, 2007 and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

None.

Compensation of Directors

For the fiscal year ended June 30, 2007, we did not compensate our directors for their services.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of June 30, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Lord Dr. Masaaki Ikawa	50,000	50%
350 Fifth Avenue Suite 4304
New York, New York 10118

Mr. Nobuo Ikawa	50,000	50%
350 Fifth Avenue Suite 4304
New York, New York 10118

All Executive Officers	100,000	100%
and Directors as a Group
(2 People)

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 350 Fifth Avenue, Suite 4304, New York, NY 10022.

(2) Based on 100,000 shares of Common Stock issued and outstanding September 24, 2007.

Item 12.    Certain Relationships and Related Transactions.

During the year ended June 30, 2007, the Company received $34,565 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. At June 30, 2007, the Company had recorded $1,291 of related accrued interest payable. In August 2007, the note holders extended the notes for an additional one year period with the same terms and conditions (See Note 3).

During the year ended June 30, 2007, the Company paid $500 of expenses on behalf of the related party.

The shareholder of the Company contributed $21,328 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the company entered into a three year lease agreement for office space with a company related to its CEO. The lease payments are $418 per month.

Item 13.    Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Filed as an exhibit to the 10SB filed October 4, 2006

3.2	Bylaws	Filed as an exhibit to the 10SB filed October 4, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended June 30, 2007 and 2006, we were billed approximately $9,700, and $0 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended June 30, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED NATIONS SECURITIES ASSOCIATION, INC.

By:	/s/ Lord Dr. Masaaki Ikawa
Lord Dr. Masaaki Ikawa
President, Chief Executive Officer, Chief Financial Officer

Date:	September 24 , 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lord Dr. Masaaki Ikawa	President, Chief Executive Officer,	September 24, 2007
Lord Dr. Masaaki Ikawa	Chief Financial Officer