Form 10QSB
period 2007-09-30
NEW POWER TECH INC.
filed 2007-11-09
CIK 1377042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No.
______________

NEW POWER TECH, INC.
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
 Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2007: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

NEW POWER TECH, INC.
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	16,705
Due from related party	500
Total Current Assets	17,205

Total Assets	$17,205

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$4,582
Loans payable - related party	34,564
Total Liabilities	39,146

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value; 100,000,000 shares authorized, 100,000 issued and outstanding	100
Additional paid-in capital	22,582
Subscription Receivable	(100)
Deficit accumulated during the development stage	(44,523)

Total Stockholders' Deficiency	(21,941)

Total Liabilities and Stockholders' Deficiency	$17,205

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Operations
For the Three Months Ended September 30, 2007 and 2006 and
For the Period from June 14, 2006 (Inception) to September 30, 2007
(Unaudited)

			June 14, 2006
	Three Months Ended September 30,	Three Months Ended September 30,	(Inception) to
	2007	2006	September 30, 2007

Operating Expenses
Professional fees	$4,741	$14,597	$31,444
General and administrative	1,723	1,279	11,396
Total Operating Expenses	6,464	15,876	42,840

Loss from Operations	(6,464)	(15,876)	(42,840)

Other Expenses
Interest Expense	(392)	(128)	(1,683)
Total Other Expenses	(392)	(128)	(1,683)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,856)	(16,004)	(44,523)

Provision for Income Taxes	-	-	-

NET LOSS	$(6,856)	$(16,004)	$(44,523)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.16)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from June 14, 2006 (Inception) to September 30, 2007
Unaudited

				Deficit
	Common stock		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance June 14, 2006	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	100,000	100			(100)	-

In-kind contirubiton	-	-	16,312	-	-	16,312

Net loss for the period June 14, 2006 (inception) to June 30, 2006	-	-	-	(1,312)	-	(1,312)

Balance, June 30, 2006	100,000	100	16,312	(1,312)	(100)	15,000

In-kind contirubiton			5,016			5,016

Net loss for the year ending June 30, 2007				(36,356)		(36,356)

Balance, June 30, 2007	100,000	100	21,328	(37,668)	(100)	(16,340)

In-kind contirubiton			1,254			1,254

Net loss for the period ending September 30, 2007				(6,855)		(6,855)

Balance, September 30, 2007	100,000	$100	$22,582	$(44,523)	$(100)	$(21,941)

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Cash Flows
For the three months ended September 30, 2007 and 2006 and
For the Period from June 14, 2006 (inception) to September 30, 2007
(Unaudited)

			June 14, 2006
	Three Months Ended	Three Months Ended	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(6,856)	$(16,004)	$(44,523)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	1,254	1,254	22,582
Changes in operating assets and liabilities:
Accrued Interest Payable	392	128	1,683
Increase/(Decrease) in accounts payable	2,899	-	2,899
Due from related party			(500)
Increase/(Decrease) in prepaid expenses	-	9,597	-
Net Cash Used In Operating Activities	(2,311)	(5,025)	(17,859)

Cash Flows From Financing Activities:
Loan payable related party	-	34,564	34,564
Net Cash Provided by Financing Activities	-	34,564	34,564

Net Increase in Cash	(2,311)	29,539	16,705

Cash at Beginning of Period	19,016	-	-

Cash at End of Period	$16,705	$29,539	$16,705

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	-	-	$100

See accompanying notes to unaudited condensed financial statements

NEW POWER TECH, INC. (F/K/A
UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007 the Company had no cash equivalents.

NEW POWER TECH, INC. (F/K/A
UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 and 2006 there were no common share equivalents outstanding.

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

NEW POWER TECH, INC. (F/K/A
UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(B) In-Kind Contribution

As of September 30, 2007 the sole shareholder of the Company paid $1,254 of operating expenses on behalf of the Company. (See Note 3).

During 2007, the sole shareholder of the Company paid $5,016 of operating expenses on behalf of the Company. Payment was charged to the statement of operations (See Note 3).

During 2006, the sole shareholder of the Company paid $16,312 of operating expenses on behalf of the Company. A portion of the payment was charged to the statement of operations and the reminder to prepaid expenses to cover legal and accounting fees to be incurred in the future (See Note 3).

NOTE 3  RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $22,582 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company entered into a three year lease agreement for office space with company related to its CEO (See Note 2 (B)).

NEW POWER TECH, INC. (F/K/A
UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

During the year ended June 30, 2007, the Company received $34,565 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. In August 2007, the note holders extended the notes for an additional one year period with the same terms and conditions. At September 30, 2007, the Company had recorded $1,683 of related accrued interest payable.

During the year ended June 30, 2007, the Company paid $500 of expenses on behalf of the related party.

NOTE 4  COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

Future minimum lease payments under the operating lease at September 30, 2007 consist of the following:

Year	Amount

2008	5,016
2009	4,598

$9,614

NOTE 5  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations has a net loss of $44,523 and used cash in operations of $17,859 for the period from June 14, 2006 (inception) to September 30, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5  SUBSEQUENT EVENTS

On October 18, 2007 the Company changed its name to New Power Tech, Inc.

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

Results of Operation

We have not had any operating income since inception, June 14, 2006. For the three months ended September 30, 2007, we incurred a net loss of $6,856. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At September 30, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $17,859 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 9, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K.

(a)	Reports on Form 8-K and Form 8K-A

Incorporated by reference filed on November 9, 2007

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

November 9, 2007