Form 10QSB
period 2007-12-31
NEW POWER TECH INC.
filed 2008-02-11
CIK 1377042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________
Commission File No.
000-52250

NEW POWER TECH, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue Suite 4304 New York NY	10118
(Address of principal executive offices)	(Zip Code)

(917) 346-1489
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2008: 100,000 shares of common stock.

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

NEW POWER TECH, INC.
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2007 (UNAUDITED) AND JUNE 30, 2007 (AUDITED)

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM JUNE 14, 2006 (INCEPTION) TO DECEMBER 31, 2007 (UNAUDITED)

PAGES	5 - 9	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	12/31/2007	6/30/2007
	(Unaudited)	(Audited)

Current Assets
Cash	$11,037	$19,016
Due from related party	500	500

Total Assets	$11,537	$19,516

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$2,074	$1,291
Loans payable - related party	34,565	34,565
Total Liabilities	36,639	35,856

Stockholders' Deficiency
Preferred stock, $0.001 par value; 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 100,000
and 100,000 shares issued and outstanding	100	100
Additional paid-in capital	23,836	21,328
Subscription Receivable	(100)	(100)
Deficit accumulated during the development stage	(48,938)	(37,668)

Total Stockholders' Deficiency	(25,102)	(16,340)

Total Liabilities and Stockholders' Deficiency	$11,537	$19,516

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Operations
For the Three and Six Months Ended December 31, 2007 and 2006 and
For the Period from June 14, 2006 (Inception) to December 31, 2007
(Unaudited)

					June 14, 2006
	Three Months Ended December 31,		Six Months Ended December 31,		(Inception) to December 31,
	2007	2006	2007	2006	2007

Operating Expenses
Professional fees	$2,326	$6,801	$7,066	$21,399	$33,770
General and administrative	1,697	2,387	3,420	3,666	13,093
Total Operating Expenses	4,023	9,188	10,486	25,065	46,863

Loss from Operations	(4,023)	(9,188)	(10,486)	(25,065)	(46,863)

Other Expenses
Interest Expense	(392)	(392)	(784)	(520)	(2,075.00)
Total Other Expenses	(392)	(392)	(784)	(520)	(2,075)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,415)	(9,580)	(11,270)	(25,585)	(48,938)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(4,415)	$(9,580)	$(11,270)	$(25,585)	$(48,938)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.10)	$(0.11)	$(0.26)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000	100,000	100,000	100,000

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from June 14, 2006 (Inception) to December 31, 2007
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance June 14, 2006	-	$-	$-	$-	$-	$-

Common stock issued for servics to founder ($0.001)	100,000	100			(100)	-

In-kind contirubiton	-	-	16,312	-	-	16,312

Net loss for the period June 14, 2006 (inception) to June 30, 2006	-	-	-	(1,312)	-	(1,312)

Balance, June 30, 2006	100,000	100	16,312	(1,312)	(100)	15,000

In-kind contirubiton			5,016			5,016

Net loss for the year ending June 30, 2007				(36,356)		(36,356)

Balance, June 30, 2007	100,000	100	21,328	(37,668)	(100)	(16,340)

In-kind contirubiton			2,508			2,508

Net loss for the period ending December 31, 2007				(11,270)		(11,270)

Balance, December 31, 2007	100,000	$100	$23,836	$(48,938)	$(100)	$(25,102)

See accompanying notes to unaudited condensed financial statements

New Power Tech, Inc.
(f/k/a United Trade Finance Securities Center (Hokkaido), Inc.)
(A Development Stage Company)
Condensed Statement of Cash Flows
For the six months ended December 31, 2007 and 2006 and
For the Period from June 14, 2006 (inception) to December 31, 2007
(Unaudited)

			June 14, 2006
	Six Months Ended		(Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(11,270)	$(25,585)	$(48,938)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	2,508	2,508	23,836
Changes in operating assets and liabilities:
Accounts payable and accrued interest payable	783	1,020	2,075
Due from related party			(500)
Prepaid expenses	-	15,000	-
Net Cash Used In Operating Activities	(7,979)	(7,057)	(23,527)

Cash Flows From Financing Activities:
Loan payable related party	-	34,564	34,564
Net Cash Provided by Financing Activities	-	34,564	34,564

Net Increase (Decrease) in Cash	(7,979)	27,507	11,037

Cash at Beginning of Period	19,016	-	-

Cash at End of Period	$11,037	$27,507	$11,037

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription (100,000 shares)	$-	$-	$100

See accompanying notes to unaudited condensed financial statements

NEW POWER TECH, INC. (F/K/A
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 the Company had no cash equivalents.

NEW POWER TECH, INC. (F/K/A
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
(UNAUDITED)
(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007 and 2006 there were no common share equivalents outstanding.

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

NEW POWER TECH, INC. (F/K/A
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 SHAREHOLDER’S EQUITY

(A) Common Stock Issued for Subscription Receivable

During 2006, the Company issued 100,000 shares of common stock for a subscription receivable of $100.

NEW POWER TECH, INC. (F/K/A
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
(UNAUDITED)

(B) In-Kind Contribution

During the six months ended December 31, 2007, the sole shareholder of the Company paid $2,508 of operating expenses on behalf of the Company. (See Note 3).

For the year ended June 30, 2007, the sole shareholder of the Company paid $5,016 of operating expenses on behalf of the Company. Payment was charged to the statement of operations (See Note 3).

During the period from inception to June 30, 2006, the sole shareholder of the Company paid $16,312 of operating expenses on behalf of the Company (See Note 3).

NOTE 3 RELATED PARTY TRANSACTIONS

The shareholder of the Company contributed $23,836 for expenses on behalf of the Company (See Note 2 (B)).

During 2006, the Company entered into a three year lease agreement for office space with company related to its CEO (See Note 2 (B)).

During the year ended June 30, 2007, the Company received $34,565 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 4.5%, is unsecured and matures on August 31, 2007. In August 2007, the note holders extended the notes for an additional one year period with the same terms and conditions. At December 31, 2007, the Company had recorded $2,075 of related accrued interest payable.

During the year ended June 30, 2007, the Company paid $500 of expenses on behalf of the related party.

NOTE 4 COMMITMENTS

During 2006, the Company entered into a lease agreement with a related party for a period of three years at a monthly cost of $418.

NEW POWER TECH, INC. (F/K/A
(F/K/A UNITED NATIONS TRADE FINANCE SECURITIES CENTER (HOKKAIDO), INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007
(UNAUDITED)

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $48,938 from inception, and used cash in operations of $23,527 for the period from June 14, 2006 (inception) to December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We have not had any operating income since inception, June 14, 2006. For the six months ended December 31, 2007 we incurred a net loss of $11,270. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $48,938 from inception, and used cash in operations of $23,527 for the period from June 14, 2006(inception) to December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Lord Dr. Masaaki Ikawa will supervise the search for target companies as potential candidates for a business combination. Lord Dr. Masaaki Ikawa will pay, at his own expenses, any costs he incurs in supervising the search for a target company. Lord Dr. Masaaki Ikawa may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Lord Dr. Masaaki Ikawa controls us and therefore has the authority to enter into any agreement binding us. Lord Dr. Masaaki Ikawa as our sole officer, director and only shareholder can authorize any such agreement binding us.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

February 8, 2008